Form 10-K
period 2009-12-31
STRATS (SM) Trust for Ambac Financial Group, Inc. Securities, Series 2007-1
filed 2010-03-26
CIK 1405198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number of issuing entity: 001-33605

STRATSSM Trust for AMBAC Financial Group, Inc. Securities, Series 2007-1
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor: 001-31818

Synthetic Fixed-Income Securities, Inc.
(Exact name of depositor and sponsor as specified in its charter)

New York	20-7474289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 South College Street, Charlotte, North Carolina	28288
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(212) 214-6274

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Registered exchange on which registered

STRATSSM Certificates, Series 2007-1	New York Stock Exchange (“NYSE”)

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐                                                      Accelerated filer  ☐                                Non- accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The registrant has no voting stock or class of common stock that is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Synthetic Fixed-Income Securities, Inc. (the “Depositor”) is the Depositor in respect of the STRATSSM Trust for AMBAC Financial Group, Inc. Securities, Series 2007-1 (the “Trust”), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 8, 2006, between the Depositor and U.S. Bank Trust National Association, as trustee (the “Trustee”), as supplemented by the STRATSSM Certificates Series Supplement 2007-1 (the “Series Supplement”) dated as of July 16, 2007 in respect of the Trust.  The Trust’s assets consist solely of DISCS issued by Ambac Financial Group Inc..  The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Pursuant to staff administrative positions established in Corporate Asset Backed Corporation (available August 9, 1995), the Trust is not required to respond to various items of Form 10-K.  Such items are designated herein as “Not Applicable.” Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 10-D in lieu of reports on Form 10-Q.  AMBAC Financial Group, Inc., the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). For information on AMBAC Financial Group, Inc. please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under its Exchange Act file number, 001-10777. The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Periodic and current reports and other information required to be filed pursuant to the Exchange Act by AMBAC Financial Group, Inc. may be accessed on this site. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. The public may read and copy any materials filed with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  Please call the SEC at (800) SEC-0330 for further information on the operation of the SEC's public reference rooms. In addition, such reports and other information can be inspected at the offices of the New York Stock Exchange at 20 Broad Street, New York, New York 10005. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities themselves have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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

Item 1B. Unresolved Staff Comments.

Not Applicable

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
The primary asset of the issuing entity is the underlying securities, $37,500,000 of 6.15% DISCS due February 15, 2037 issued by AMBAC Financial Group, Inc. The issuer of the underlying securities, therefore, may be considered a significant obligor. The issuer of the underlying securities is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). For information on the issuer of the underlying securities please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under its Exchange Act file number, 001-10777.

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
There are no legal proceedings pending, or any proceedings known to be contemplated, by governmental authorities against the depositor, the Trustee or the issuing entity, or any property thereof, that is material to the holders of the Certificates.

Item 1119 of Regulation AB.	Affiliations and Certain Relationships and Related Transactions.
Based on the standards set forth in Item 1119 of Regulation AB, no information is required in response to this Item.
Item 1122 of Regulation AB.	Compliance with Applicable Servicing Criteria
U.S. Bank Trust National Association has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by STRATSSM Trust for AMBAC Financial Group, Inc. Securities, Series 2007-1.  U.S. Bank Trust National Association has completed a report on an assessment of compliance with the servicing criteria applicable (the “Report on Assessment”) as of March 5, 2010 and for a period beginning January 1, 2009 through and including December 31, 2009, which Report on Assessment is attached as an exhibit to this Form 10-K. In addition, U.S. Bank Trust National Association has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. The Attestation Report is attached as an exhibit to this Form 10-K. Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to U.S. Bank Trust National Association.

Item 1123 of Regulation AB.	Servicer Compliance Statement.
U.S. Bank Trust National Association has provided a statement of compliance (the “Compliance Statement”) for the period from and including January 1, 2009 through and including December 31, 2009, which has been signed by an authorized officer of U.S. Bank Trust National Association. The Compliance Statement of U.S. Bank Trust National Association is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents have been filed as part of this report.

1.            None

2.	None

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1 – Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2009 through and including December 31, 2009.

34.1 – Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.

35.1 – Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2009 through and including December 31, 2009.

(b)           See Item 15(a) above.

(c)           Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.,
as Depositor for the Trust

By: /s/ William Threadgill
Name: William Threadgill
Title: President

(senior officer in charge of the securitizations of the depositor)

Dated:  March 15, 2010

EXHIBIT INDEX

Exhibit Number in this Form 10-K	Description of Exhibits
31.1	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2009 through and including December 31, 2009.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.
35.1	Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2009 through and including December 31, 2009.