Form 10-K
STRATS (SM) Trust for Ambac Financial Group, Inc. Securities, Series 2007-1
filed 2011-03-30
CIK 1405198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code: (212) 214-6274

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

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
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐    Accelerated filer  ☐     Non- accelerated filer  ☒     Smaller reporting company  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Synthetic Fixed-Income Securities, Inc. (the “Depositor”) is the Depositor in respect of the STRATS(SM) Trust for AMBAC Financial Group, Inc. Securities, Series 2007-1 (the “Trust”), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 8, 2006, between the Depositor and U.S. Bank Trust National Association, as trustee (the “Trustee”), as supplemented by the STRATS(SM) Certificates Series Supplement 2007-1 (the “Series Supplement”) dated as of July 16, 2007 in respect of the Trust.  The Trust’s assets consist solely of DISCS issued by Ambac Financial Group Inc.  The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Pursuant to staff administrative positions established in Corporate Asset Backed Corporation (available August 9, 1995), the Trust is not required to respond to various items of Form 10-K.  Such items are designated herein as “Not Applicable.” Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 10-D in lieu of reports on Form 10-Q.  AMBAC Financial Group, Inc., the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). For information on AMBAC Financial Group, Inc. please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under its Exchange Act file number, 001-10777. The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Periodic and current reports and other information required to be filed pursuant to the Exchange Act by AMBAC Financial Group, Inc. may be accessed on this site. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. The public may read and copy any materials filed with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the SEC's public reference rooms.  Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities themselves have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. (Removed and Reserved).

Item 1B. Unresolved Staff Comments.

Not Applicable.

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

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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
U.S. Bank Trust National Association has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by STRATS(SM) Trust for AMBAC Financial Group, Inc. Securities, Series 2007-1.  U.S. Bank Trust National Association has completed a report on an assessment of compliance with the servicing criteria applicable (the “Report on Assessment”) as of March 4, 2011 and for a period beginning January 1, 2010 through and including December 31, 2010, which Report on Assessment is attached as an exhibit to this Form 10-K. In addition, U.S. Bank Trust National Association has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. The Attestation Report is attached as an exhibit to this Form 10-K. Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to U.S. Bank Trust National Association.

Item 1123 of Regulation AB.	Servicer Compliance Statement.
U.S. Bank Trust National Association has provided a statement of compliance (the “Compliance Statement”) for the period from and including January 1, 2010 through and including December 31, 2010, which has been signed by an authorized officer of U.S. Bank Trust National Association. The Compliance Statement of U.S. Bank Trust National Association is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents have been filed as part of this report.

1.	None.

2.	None.

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1 – Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2010 through and including December 31, 2010.

34.1 – Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.

35.1 – Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2010 through and including December 31, 2010.

(b)           See Item 15(a) above.

(c)           Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.,
as Depositor for the Trust

By: /s/ William Threadgill
Name: William Threadgill
Title: President

(senior officer in charge of the securitizations of the depositor)

Dated: March 30, 2011

EXHIBIT INDEX

Exhibit Number in this Form 10-K	Description of Exhibits
31.1	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2010 through and including December 31, 2010.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.
35.1	Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2010 through and including December 31, 2010.