Form 10-K
period 2011-12-31
STRATS (SM) Trust for Ambac Financial Group, Inc. Securities, Series 2007-1
filed 2012-03-30
CIK 1405198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

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
U.S. Bank Trust National Association has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by STRATS(SM) Trust for AMBAC Financial Group, Inc. Securities, Series 2007-1.  U.S. Bank Trust National Association has completed a report on an assessment of compliance with the servicing criteria applicable (the “Report on Assessment”) as of March [  ], 2012 and for a period beginning January 1, 2011 through and including December 31, 2011, which Report on Assessment is attached as an exhibit to this Form 10-K. In addition, U.S. Bank Trust National Association has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. The Attestation Report is attached as an exhibit to this Form 10-K. Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to U.S. Bank Trust National Association.

Item 1123 of Regulation AB.	Servicer Compliance Statement.
U.S. Bank Trust National Association has provided a statement of compliance (the “Compliance Statement”) for the period from and including January 1, 2011 through and including December 31, 2011, which has been signed by an authorized officer of U.S. Bank Trust National Association. The Compliance Statement of U.S. Bank Trust National Association is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents have been filed as part of this report.

1.	None.

2.	None.

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1 – Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2011 through and including December 31, 2011.

34.1 – Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.

35.1 – Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2011 through and including December 31, 2011.

(b)           See Item 15(a) above.

(c)           Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.,
as Depositor for the Trust

By: /s/ William Threadgill
Name: William Threadgill
Title: President

(senior officer in charge of the securitizations of the depositor)

Dated:  March 30, 2012

EXHIBIT INDEX

Exhibit Number in this Form 10-K	Description of Exhibits
31.1	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2011 through and including December 31, 2011.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.
35.1	Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2011 through and including December 31, 2011.